Form 10-K
period 2006-12-31
C-BASS Mortgage Loan Asset-Backed Certificates, Series 2006-CB9
filed 2007-03-30
CIK 1382136

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number: 333-132809-39

C-BASS Trust 2006-CB9
(Exact name of issuing entity as specified in its charter)

GS Mortgage Securities Corp.
(Exact name of registrant/depositor as specified in its charter)

Credit-Based Asset Servicing and Securitization LLC
(Exact name of sponsor as specified in its charter)

Delaware	13-3387389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Broad Street, New York, New York 10004
(Address of issuing entity’s principal executive offices)

(212) 902-1000
(Issuing entity's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

PART I

Item 1. Business.
Not Applicable

Item 1A. Risk Factors.
Not Applicable

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Not Applicable

Item 3. Legal Proceedings.
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.
Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable

Item 6. Selected Financial Data.
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable

Item 8. Financial Statements and Supplementary Data.
Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable

Item 9A. Controls and Procedures.
Not Applicable

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Not Applicable

Item 11. Executive Compensation.
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable

Item 13. Certain Relationships and Related Transactions.
Not Applicable

Item 14. Principal Accounting Fees and Services.
Not Applicable

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
Not Applicable

Item 1117 of Regulation AB. Legal Proceedings

Pursuant to a Form 8-K filed on March 28, 2007 (the “March 28th Announcement”), on March 27, 2007, New Century announced that it had signed consent agreements with the State of Idaho’s Department of Finance, the State of Iowa’s Superintendent of Banking, the State of Michigan’s Office of Financial and Insurance Services and the State of Wyoming’s Banking Commissioner (the "March 27th Consent Agreements"). Although New Century has signed the March 27th Consent Agreements and expects to comply with their terms, New Century has not yet received counterpart signatures from the respective states and accordingly such March 27th Consent Agreements may not be binding on the respective states. The March 27th Consent Agreements contain allegations that certain of New Century’s subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. The March 27th Consent Agreements restrain New Century’s subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction.

In addition, according to the March 28th Announcement, the March 27th Consent Agreements also compel New Century’s subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold any up front fees collected in connection with pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

According to the March 28th Announcement, New Century anticipates that cease and desist orders will continue to be received by New Century and its subsidiaries from additional states in the future and that New Century and its subsidiaries may enter into additional consent agreements similar to the consent agreements already entered into by New Century. New Century stated that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century’s funding constraints.

Pursuant to a Form 8-K filed on March 22, 2007 (the “March 22nd Announcement”), New Century has received cease and desist orders from several states and entered into consent agreements with several states (the "Previous Orders and Consent Agreements"). On March 20, 2007, certain of New Century’s subsidiaries entered into a consent agreement with the State of Maine’s Office of Consumer Credit Regulation, respectively (the "March 20 Consent Agreement").

According to the March 22nd Announcement, consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement contains allegations that certain of New Century’s subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with the Previous Orders and Consent Agreements, the March 20 Consent Agreement seeks to restrain New Century’s subsidiaries from taking certain actions, including, among others, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 20 Consent Agreement also seeks to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state.

Pursuant to a Form 8-K filed on March 20, 2007 (the “March 20th Announcement”), on March 16, 2007, New Century received additional cease and desist orders from the State of California (the "California Orders") and certain of New Century’s subsidiaries entered into consent agreements with the State of Florida’s Office of Financial Regulation and the State of Washington’s Department of Financial Institutions, respectively, each dated March 16, 2007 (the "March 16 Agreements") and together with the California Orders, the "March 16 Orders and Consent Agreements").

According to the March 20th Announcement, consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements contain allegations that certain of New Century’s subsidiaries have engaged in violations of state law, including, among other things, failure to fund mortgage loans after closing. Consistent with certain other previous consent agreements, the March 16 Orders and Consent Agreements seek to restrain New Century’s subsidiaries from taking certain actions, including, among other things, engaging in alleged violations of state law and taking new applications for mortgage loans in the relevant jurisdiction. New Century announced that the March 16 Orders and Consent Agreements also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. The California Orders become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the California Orders and accordingly have not yet determined whether they will appeal all or any portion of the California Orders.

Pursuant to a Form 8-K filed on March 19, 2007 (the “March 19th Announcement”), New Century stated that on March 14, 2007 and March 15, 2007, it received additional cease and desist orders from the States of Connecticut, Maryland, Rhode Island and Tennessee (collectively, the “March 14-15 Orders”). New Century stated that the cease and desist orders contain allegations that certain of New Century’s subsidiaries have engaged in violations of applicable state law, including, among other things and failure to fund mortgage loans after a mortgage closing. Additionally, on March 14, 2007, certain of New Century’s subsidiaries, entered into a Consent Agreement and Order, dated March 14, 2007, with the Commonwealth of Pennsylvania Department of Banking, Bureau of Supervision and Enforcement (the “Consent Agreement”).

The March 14-15 Orders and the Consent Agreement seek to restrain New Century’s subsidiaries from taking certain actions, including, among others, engaging in alleged violations of applicable state law and taking new applications for mortgage loans in the relevant jurisdiction. The March 14-15 Orders and the Consent Agreement also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Certain of the March 14-15 Orders also seek to revoke the licenses of one or more of New Century’s subsidiaries or assess administrative penalties.

The March 14-15 Orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century and its subsidiaries are reviewing the March 14-15 Orders and accordingly have not yet determined whether they will appeal all or any portion of the March 14-15 Orders.

According to the March 19th Announcement, on March 14, 2007, in connection with a civil action filed against New Century and certain of its subsidiaries in an Ohio state court (the “Ohio Complaint”) by the Attorney General of Ohio and the Ohio Division of Commerce, Division of Financial Institutions, such Ohio state court issued a temporary restraining order, which was subsequently modified by the court on March 16, 2007, against New Century (as modified, the “Ohio TRO”). New Century stated that the Ohio Complaint and the Ohio TRO contain allegations that New Century has engaged in violations of applicable Ohio state law, including, among other things, failure to fund mortgage loans after closing. New Century stated that the Ohio TRO restrains New Century from taking certain actions, including, among other things, (i) engaging in violations of Ohio state law, (ii) soliciting applicants and taking new applications for mortgage loans in Ohio and (iii) initiating, prosecuting or enforcing foreclosure actions in Ohio. New Century announced that the Ohio TRO also requires New Century to confer with the Ohio Attorney General and Division of Commerce by March 22, 2007 regarding the treatment of Ohio loans that are more than 60 days delinquent and are held for sale. New Century stated that the restraints imposed by the Ohio TRO could further harm New Century’s business. In addition, New Century announced that it is reviewing the Ohio Complaint and the Ohio TRO and accordingly has not yet determined whether it will appeal all or any portion of the Ohio TRO. Subject to its funding limitations, New Century stated that it intends to comply with the Ohio TRO pending any appeal.

According to the March 19th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century’s funding constraints.

Pursuant to a Form 8-K filed on March 14, 2007 (the “March 14th Announcement”), New Century has been engaged in recent ongoing discussions with its state regulators regarding New Century’s funding constraints and the impact on consumers who are in various stages of the loan origination process with New Century. New Century stated that it has advised these regulators that it has ceased accepting loan applications and that as of March 14, 2007, New Century and its subsidiaries are unable to fund any mortgage loans, including mortgage loans for those consumers who were already in the loan origination process with New Century.

According to the March 14th Announcement, on March 13, 2007, New Century and certain of its subsidiaries received cease and desist orders from regulators in the States of Massachusetts, New Hampshire, New Jersey and New York. New Century stated that the cease and desist orders contain allegations that certain of New Century’s subsidiaries have engaged in violations of applicable state law, including, among others, failure to fund mortgage loans after a mortgage closing, failure to meet certain financial requirements, including net worth and available liquidity, and failure to timely notify the state regulators of defaults and terminations under certain of its financing arrangements.

According to the March 14th Announcement, the cease and desist orders seek to restrain the subsidiaries from taking certain actions, including, among others, engaging in further violations of state law, taking new applications for mortgage loans in the relevant jurisdiction, and paying dividends or bonuses to officers, directors or shareholders of the applicable subsidiaries. In addition, the cease and desist orders also seek to cause the subsidiaries to affirmatively take certain actions, including the creation of escrow accounts to hold fees relating to pending mortgage applications, the transfer to other lenders of the outstanding mortgage applications and unfunded mortgage loans held by the subsidiaries, and the provision of regular information to the state regulators regarding the subsidiaries’ activities in the applicable state, including the status of all outstanding mortgage applications and unfunded mortgage loans in that state. Furthermore, certain of the cease and desist orders also require one or more of the subsidiaries to show cause why their license should not be revoked or why administrative penalties should not be assessed.

According to the March 14th Announcement, the cease and desist orders generally become permanent if not promptly appealed by the applicable subsidiaries. New Century stated that it is reviewing these orders and accordingly has not yet determined whether it will appeal all or any portion of any of the orders. New Century announced that, subject to its funding limitations, it intends to comply with the orders pending any such appeal.

According to the March 14th Announcement, New Century announced that it anticipates that orders similar to those described above will be received by New Century or its subsidiaries from additional states and that it intends to continue to cooperate with its regulators in order to mitigate the impact on consumers resulting from New Century’s funding constraints.

Pursuant to a Form 8-K filed on March 13, 2007 (the “March 13th Announcement”), by New Century, New Century received a letter from the staff of the Pacific Regional Office of the Securities Exchange Commission (“SEC”) on March 12, 2007, stating that the staff was conducting a preliminary investigation involving New Century and requesting production of certain documents. In addition, New Century stated that the staff of the SEC had also previously requested a meeting with New Century to discuss the events leading up to the announcement of the restatements and New Century intends to comply with the SEC’s request.

In addition, New Century stated in the March 13th Announcement that, on February 28, 2007, New Century received a letter from the United States Attorney’s Office for the Central District of California (“U.S. Attorney’s Office”) indicating that it was conducting a criminal inquiry under the federal securities laws in connection with trading in New Century’s securities, as well as accounting errors regarding New Century’s allowance for repurchase losses. New Century also stated that it has subsequently received a grand jury subpoena requesting production of certain documents. New Century stated that it intends to cooperate with the requests of the U.S. Attorney’s Office.

Pursuant to a Form 12b-25 filed on March 2, 2007 (the “March 2nd Announcement”) by New Century, New Century stated that it had previously reported that it had been served with a complaint for a purported securities class action and was aware of nine additional purported class action lawsuits that had been filed against it and certain of its officers and directors alleging certain violations of federal securities laws.

New Century also stated that since that time, it has become aware of four related derivative complaints against certain of its directors and officers, making essentially the same allegations as the federal securities cases relating to New Century’s restatements. New Century stated that it believes that the derivative cases have been or will be filed in Orange County Superior Court, and that it anticipates that similar actions may be filed in the future.

Ownit Mortgage Solutions Inc.

    On December 28, 2006 Ownit Mortgage Solutions Inc. ("Ownit") filed a bankruptcy petition in bankruptcy court in Van Nuys, California.

    Under the terms of the pooling and servicing agreement, the sponsor makes all representations and warranties relating to the mortgage loans. No originator makes any representations or warranties for the benefit of the certificateholders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Provided previously in the prospectus supplement of the Registrant relating to the issuing entity and filed pursuant to Rule 424 of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34).
The Assessment of Compliance with Applicable Servicing Criteria for Litton Loan Servicing LP has disclosed material noncompliance with criteria 1122(d)(2)(vii)(D), relating to reconciliations for asset backed securities related bank accounts, and 1122(d)(4)(ix), relating to adjustments to interest rates for pool assets with variable rates.

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of November 1, 2006, by an among GS Mortgage Securities Corporation, as depositor, Litton Loan Servicing, LP, as servicer, Credit-Based Asset Servicing and Securitization LLC, as seller, and LaSalle Bank National Association, as trustee (Filed as Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

10.1
Mortgage Loan Purchase Agreement, dated as of December 7, 2006, between GS Mortgage Securities Corp., as purchaser and Credit-Based Asset Servicing and Securitization LLC, as seller (Included as Exhibit P to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein).

10.2
Confirmation, dated as of December 7, 2006, by and among The Bank of New York, the swap provider, LaSalle Bank National Association, the trustee, and Credit-Based Asset Servicing and Securitization LLC (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

10.3
Credit Support Annex, dated as of December 7, 2006, by and between The Bank of New York, the swap provider, and LaSalle Bank National Association, the trustee (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein).

10.4
Confirmation, dated as of December 7, 2006, by and between The Bank of New York, the cap provider, and LaSalle Bank National Association, the trustee (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

10.5
Credit Support Annex, dated as of December 7, 2006, by and between The Bank of New York, the cap provider, and LaSalle Bank National Association, the trustee (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein).

10.6
Custodial Agreement, dated as of November 1, 2006, by and among LaSalle Bank National Association, as trustee, Litton Loan Servicing LP, as servicer and The Bank of New York, as custodian (Included as Exhibit R to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York Trust Company, N.A., as Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York Trust Company, N.A., as Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
See item 15(a)(3)

(c) Not Applicable

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Litton Loan Servicing LP, as Servicer

March 29, 2007	/s/ Elizabeth Folk
By: Elizabeth Folk
Title: Chief Financial Officer and Senior Vice President
(senior officer in charge of the servicing function)

Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

EXHIBIT INDEX
Exhibit Number	Description
4.1
Pooling and Servicing Agreement, dated as of November 1, 2006, by an among GS Mortgage Securities Corporation, as depositor, Litton Loan Servicing, LP, as servicer, Credit-Based Asset Servicing and Securitization LLC, as seller, and LaSalle Bank National Association, as trustee (Filed as Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

10.1
Mortgage Loan Purchase Agreement, dated as of December 7, 2006, between GS Mortgage Securities Corp., as purchaser and Credit-Based Asset Servicing and Securitization LLC, as seller (Included as Exhibit P to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein).

10.2
Confirmation, dated as of December 7, 2006, by and among The Bank of New York, the swap provider, LaSalle Bank National Association, the trustee, and Credit-Based Asset Servicing and Securitization LLC (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

10.3
Credit Support Annex, dated as of December 7, 2006, by and between The Bank of New York, the swap provider, and LaSalle Bank National Association, the trustee (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein).

10.4
Confirmation, dated as of December 7, 2006, by and between The Bank of New York, the cap provider, and LaSalle Bank National Association, the trustee (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

10.5
Credit Support Annex, dated as of December 7, 2006, by and between The Bank of New York, the cap provider, and LaSalle Bank National Association, the trustee (Included as part of Exhibit Q to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein).

10.6
Custodial Agreement, dated as of November 1, 2006, by and among LaSalle Bank National Association, as trustee, Litton Loan Servicing LP, as servicer and The Bank of New York, as custodian (Included as Exhibit R to Exhibit 4 to Form 8-K filed on December 26, 2006, and incorporated by reference herein.)

31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York Trust Company, N.A., as Custodian
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Litton Loan Servicing LP, as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, The Bank of New York Trust Company, N.A., as Custodian
35(a)	Servicer compliance statement, Litton Loan Servicing LP, as Servicer
35(b)	Servicer compliance statement, LaSalle Bank National Association, as Trustee